Form 10-Q
period 2014-06-30
APEX 10 INC.
filed 2014-08-13
CIK 1578328

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-54965

APEX 10 INC.
 (Exact name of registrant as specified in its charter)

Delaware	46-2825884
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2251 North Rampart Blvd. #182
Las Vegas, NV	89128

Registrant’s telephone number, including area code: (702) 334-4424

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

APEX 10 INC.
Financial Statements
(Unaudited)

APEX 10 INC.
(A Development Stage Company)
Condensed Balance Sheets
	June 30, 2014	December 31, 2013
(Unaudited)
ASSETS

Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares and 10,000,000 shares authorized; 10,000,000 shares and 10,000,000 December 31, 2013, respectively)	1,000	1,000
Additional paid-in capital	6,478	3,144
Accumulated Deficit	(7,478)	(4,144)
Total stockholders' deficit	-	-

Total liabilities and stockholders' deficit	$-	$-

See Notes to Unaudited Condensed Financial Statements.

APEX 10 INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended June 30, 2014	Six months ended June 30, 2014	May 20, 2013 (Inception) to June 30, 2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	1,667	3,334	1,500
Total operating expenses	1,667	3,334	1,500

Net loss	$(1,667)	$(3,334)	$(1,500)

Basic loss per common share	$-	$-	$-

Basic weighted average common shares outstanding	10,000,000	10,000,000	10,000,000

See Notes to Unaudited Condensed Financial Statements.

APEX 10 INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2014	May 20, 2013 to June 30, 2013

Cash flows from operating activities:
Net loss	$(3,334)	$(1,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	-
Net cash used in operating activities	(3,334)	(500)

Cash flows from financing activities:
Proceeds from convertible notes payable related party
Proceeds from issuance of stock
Proceeds from contributed capital	3,334	500
Net cash provided by financing activities	3,334	500

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Notes to Unaudited Condensed Financial Statements.

APEX 10 Inc.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND HISTORY

Description of Business–APEX 10 Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of APEX 10 Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2013, of the Company in our Form 10-K filed on February 21, 2014.

The unaudited condensed financial statements present the balance sheets, statements of operations and cash flows of the Company. The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates– The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Fair Value of Financial Instrument- The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	inputs are unobservable inputs for the asset or liability.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company's financial instruments consisted of cash, short-term investment, related party advances, and notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Recent Accounting Pronouncements- In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.     GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $7,478as of June 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.      STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2014, and December 31, 2013, 10,000,000 shares were issued and outstanding.

Upon formation of the Company on May 20, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,344 to the Company for the period ended June 30, 2014, and $3,144 to the Company for the period ended December 31, 2013, which are recorded as additional paid-in capital.

Sale of Shares

On May 22, 2014, the sole officer and director of APEX 10, Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to DB Holdings, Inc. (“DBH”) at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $7,478 as of June 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

Control by DB Holding Inc.

DB Holding Inc currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

DB Holding Inc. is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mining Safety Disclosures

Not applicable.

Item 5.    Other Information.

As previously reported in a Current Report filed with the U.S. Securities and Exchange Commission, on May 22, 2014, the sole officer and director of the Company, Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he sold 10,000,000 shares of the Company’s common stock to DB Holding Inc. (“DBH”) at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, Mr. Chiang owned no shares of the Company’s stock, and DBH was the sole stockholder of the Company.

On May 27, 2014, following the execution of the SPA, DBH elected Dan Knoller as a Director of the Company and as Chairman of the Company’s Board of Directors. Immediately following the election of Mr. Knoller to the Company’s Board of Directors, Mr. Knoller, acting as the sole Director of the Company, accepted the resignation of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Mr. Chiang’s resignation was in connection with the consummation of the SPA between Mr. Chiang and DBH and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Following Mr. Chiang’s resignation, and effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Board of Directors appointed Mr. Knoller as President, Chief Executive Officer, Secretary, and Chief Financial Officer.

Item 6.                      Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		10		3.1	06/04/13

3.2	By-Laws		10		3.2	06/04/13

4.1	Specimen Stock Certificate		10		4.1	06/04/13

10.1	Share Purchase Agreement between Richard Chiang and DB Holding Inc. dated May 22, 2014		8-K		10.1	05/29/14

17.1	Richard Chiang resignation letter dated May 22, 2014		8-K		17.1	05/29/14

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 10 INC.

By: /s/ Dan Knoller Dan Knoller, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Financial Officer)
Dated: August ______, 2014