Form 10-Q
period 2014-09-30
APEX 10 INC.
filed 2014-11-13
CIK 1578328

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2014

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54965

APEX 10 INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2825884
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Dan Knoller
2251 North Ramport Blvd. #182
Las Vegas, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2014, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

APEX 10 INC.
Financial Statements

APEX 10 INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$ -	$ -

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,170	$ -
Total current liabilities	1,170	-

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000
shares authorized; 10,000,000 shares and 10,000,000
shares issued and outstanding as of September 30, 2014 and
December 31, 2013, respectively)	1,000	1,000
Additional paid-in capital	7,778	3,144
Accumulated deficit	(9,948)	(4,144)
Total stockholders' deficit	(1,170)	-

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX 10 INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	May 20, 2013 to September 30, 2013

Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	2,470	1,533	5,804	3,033
Total operating expenses	2,470	1,533	5,804	3,033

Net loss	$ (2,470)	$ (1,533)	$ (5,804)	$ (3,033)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX 10 INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2014	May 20, 2013 to September 30, 2013

Cash flows from operating activities:
Net loss	$ (5,804)	$ (3,033)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,170	-
Net cash used in operating activities	(4,634)	(2,033)

Cash flows from financing activities:
Due to related party	-	2,033
Proceeds from contributed capital	4,634	-
Net cash provided by financing activities	4,634	2,033

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX 10 Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period Ended September 30, 2014

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – APEX 10 Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2.	SUMMARY OF SIGNIFICANT POLICIES

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

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value.

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

APEX 10 Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period Ended September 30, 2014

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

APEX 10 Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period Ended September 30, 2014

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

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

Recent Accounting Pronouncements - In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $9,948 as of September 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.   STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of
September 30, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2014, and December 31, 2013, 10,000,000 and 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on May 20, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $4,634 to the Company for the period ended September 30, 2014 and $3,144 to the Company for the period ended December 31, 2013, which are recorded as additional paid-in capital.

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

There is no commitment or contingency to disclose during the period ended September 30, 2014.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 12, 2014 which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $9,948 as of September 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Control by Management.

DB Holding Inc. currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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
19

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 10 INC.

Dated: November 13, 2014

By: /s/ Dan Knoller Dan Knoller, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Financial Officer)

