Form 10-K
period 2014-12-31
APEX 10 INC.
filed 2015-03-30
CIK 1578328

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

 APEX 10 Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2825884
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Dan Knoller 2251 North Rampart Blvd. #182
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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on June 30, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2015, there were 10,000,000 shares of common stock, par value $.0001, outstanding.

2

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

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Form 10-K, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2014, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On May 22, 2014, the former sole officer, majority stockholder and director of APEX 10 Inc. (the “Company”), entered into a Share Purchase Agreement (the “SPA”) pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to DB Holding Inc. (“DBH”) at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, May 22, 2014, the former sole officer, majority stockholder and director owned no shares of the Company’s stock and DBH was the sole majority stockholder of the Company. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Item 9A. Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Dan Knoller	62	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary

Biographical Information for Dan Knoller

Dan Knoller currently serves as a Member of the Advisory Board for Graduate Studies at the Academic College of Tel-Aviv Yaffo, a position he has held since August 2013. He also serves as an Executive Board Member and Senior Counsel for the Foreign Ambassador's and General Council's Club of Israel, where he has served from January 2011. He is a Member Board of Directors of the Hakaron Jerusalem Theatre, and is Vice Chairman of the Board at PayitSimle, a credit card technology company, where he has served since January 2008. He has served as a Member Board of Directors and as Director of International Business Development for Ferris Holding Inc., a research and development company specializing in methods of food, water, and other beverage enhancement and medical applications, since September 2005. From May 2009 through August 2009, he served as a Senior Consultant for Scailex-Bazan Joint Venture Group, where he formed a group including the Israeli companies- Scailex Corporation and Bazan-Israel's petrochemical group and Zaharoni Industries in the U.S to acquire an Ethanol refinery plant in Brazil. From January 2003 through August 2004, he served as a Senior Consultant for Pharm-Up, where he worked directly with the owner and the top management team on a large takeover of a public company in the U.S. He graduated with honors in June 1978 from the University of Haifa, and made the Dean’s List.

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

The following table sets forth, as of December 31, 2014, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

DB Holding Inc.	10,000,000	100%
Dan Knoller	0	0%
All Officers and Directors as a group (1 person)	10,000,000	100%

(1) The above percentages are based on 10,000,000 shares of common stock outstanding as of December 31, 2014.

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

On June 10, 2014, the board of directors (the "Board") of APEX 10 Inc. (the “Company”) dismissed Kenne Ruan, CPA, P.C. (“KR”) as the independent registered public accounting firm for the Company effective immediately. On June 10, 2014, upon approval of the Company’s Board of Directors, the Company engaged Anton & Chia LLP (“A&C”), as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements.

Audit Fees

The fees for the audit and review services billed and to be billed for the period from January 1, 2014 to December 31, 2014 amounted to $3,600.

Audit Related Fees

None

Tax Fees

There were no fees billed by Anton & Chia LLP and Kenne Ruan, CPA, P.C. for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014.

All Other Fees

There were no fees billed by Anton & Chia LLP and Kenne Ruan, CPA, P.C. for other products and services for the fiscal year ended December 31, 2014.

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

APEX 10 INC.

Dated: March 30, 2015

By: /s/ Dan Knoller Dan Knoller, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Dan Knoller Dan Knoller	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 30, 2015

APEX 10 Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014
AND FOR THE PERIOD FROM MAY 20, 2013
(DATE OF INCEPTION) TO DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

APEX 10, Inc.

We have audited the accompanying balance sheet of Apex 10, Inc. (the "Company") as of December 31, 2014, and the related statements of operations, statement of changes in stockholders’ deficit and statements of cash flows for the year ending December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2013 and for the period from May 20, 2013 (Inception) to December 31, 2013, were audited by other auditors, whose report dated February 21, 2014 expressed an unmodified opinion on those financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the period ending December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

March 27, 2015

APEX 10 Inc.
(A Development Stage Company)
Balance Sheet

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	800	-
Due to related party	2,920
Total current liabilities	$3,720	$ -

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares and 10,000,000 shares issued and outstanding)	1,000	1,000
Additional paid-in capital	7,778	3,144
Accumulated deficit	(12,498)	(4,144)
Total stockholders' deficit	$(3,720)	$ -

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these financial statements

F-2

APEX 10 Inc.
(A Development Stage Company)
Statements of Operations

	December 31, 2014	May 20, 2013 (inception) through December 31, 2013

Revenue	-	-

Operating expenses:
General and administrative	8,354	4,144
Total operating expenses	$8,354	$4,144

Net loss	$(8,354)	$(4,144)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

APEX 10 Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From May 20, 2013 (inception) through December 31, 2014

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
May 20, 2013 (inception) - Shares issued for services at $0.01 per share share-based compensation - related party	10,000,000	1,000	-	-	1,000

Contributed capital - related party	-	-	3,144	-	3,144

Net loss	-	-	-	$(4,144)	$(4,144)

Balance, December 31, 2013	10,000,000	1,000	3,144	(4,144)	-

Contributed capital - related party	-	-	4,634	-	4,634

Net loss	-	-	-	$(8,354)	$(8,354)

Balance, December 31, 2014	10,000,000	$1,000	$7,778	$(12,498)	$(3,720)

The accompanying notes are an integral part of these financial statements

APEX 10 Inc.
(A Development Stage Company)
Statement of Cash flows

	December 31, 2014	May 20, 2013 (inception) through December 31, 2013

Operating activities:
Net loss	(8,354)	(4,144)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	800	-
Due to related party	2,920	-
Net cash used in operating activities	$(4,634)	$(3,144)

Financing activities:
Proceeds from contributed capital - related party	4,634	3,144
Net cash provided by financing activities	$4,634	$3,144

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$ -	$1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements

APEX 10 Inc.

(A Development Stage Company)
Notes to Financial Statements
For the Period from May 20, 2013 (inception) to December 31, 2014

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – APEX 10 Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2. SUMMARY OF SIGNIFICANT POLICIES

Accounting Method – The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

2. SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Income taxes – (continued)

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
F-7

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $12,498 as of December 31, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. DUE TO RELATED PARTY

As of December 31, 2014, the Company had a due to related party balance of $2,920. Dues to related parties are non-interest bearing current liabilities until forgiven. There are no terms of repayment.

5. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2014, and December 31, 2013, 10,000,000 and 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on May 20, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $4,634 and $3,144 to the Company for the years ended December 31, 2014 and December 31, 2013, respectively, which is recorded as additional paid-in capital.

Sale of Shares

On May 22, 2014, the Company’s former sole officer, majority stockholder and director entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to DB Holdings, Inc. at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock.

