Form 10-Q
period 2015-03-31
APEX 10 INC.
filed 2015-06-11
CIK 1578328

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

3

APEX 10 INC.
Financial Statements

(Unaudited)

APEX 10 INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,067	$800
Due to related party	5,220	2,920
Total current liabilities	7,287	3,720

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares and 10,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	1,000	1,000
Additional paid-in capital	7,778	7,778
Accumulated deficit	(16,065)	(12,498)
Total stockholders' deficit	(7,287)	(3,720)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

5

APEX 10 INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenue	$-	$-

Operating expenses:
General and administrative	3,567	1,667
Total operating expenses	3,567	1,667

Net loss	$(3,567)	$(1,667)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

APEX 10 INC.

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(3,567)	$(1,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation - related party	-	667
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,267	-
Due to related party	2,300	-
Net cash used in operating activities	-	(1,000)

Cash flows from financing activities:
Proceeds from contributed capital - related party	-	1,000
Net cash provided by financing activities	-	1,000

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

APEX 10 Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY AND BASIS OF PRESENTATION

Description of business – APEX 10 Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Basis of presentation - The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $16,065 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

3.	DUE TO RELATED PARTY

Our related party balance as of March 31, 2015 was $5,220. Due to related party is unsecured and non-interest bearing and have no set terms of repayment.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2014 and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015 and December 31, 2014, 10,000,000 shares were issued and outstanding.

5.	SUBSEQUENT EVENTS

In May 2015, we received a demand letter arising from unpaid fees of $3,092 related to accounting services by a third party service provider related to services provided during the first quarter of 2015. The Company is disputing this amount

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

Results of Operations

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Revenues

For the three months ended March 31, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

Operating Expenses

General and administrative expenses were $3,567 for the three months ended March 31, 2015, compared to $1,667 for the three months ended March 31, 2014. The increase in operating is due an increase in professional fees related to filing Exchange Act reports.

Net Loss

Our net losses for the three months March 31, 2015 and 2014 were $3,567 and $1,667, respectively. Our losses increased in the current period because of an increase in professional fees related to filing Exchange Act reports.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2015, we had cash of $0 and total liabilities of $7,287. Our cash flows from operating activities for the three months ended March 31, 2015 resulted in cash used of $0. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the nine months ended March 31, 2015 was $0. The Company has a working capital deficiency of $7,287 and a shareholders’ deficit of $7,287 at March 31, 2015. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2014 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Over the next 12 months we expect to expend approximately $20,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring suitable partners or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

Operating Capital and Capital Expenditure Requirements

Our controlling shareholders expect to advance us additional funding for operating costs in order to implement our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the resources of our controlling shareholders. The loans from our controlling shareholders are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

Plan of Operation and Funding

We do not currently engage in enough business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) costs relating to developing our business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our controlling shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $16,065 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Dated: June 11, 2015

